Form 10-K
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2012-03-30
CIK 1536226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2011

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-166711-01

                UBS-Citigroup Commercial Mortgage Trust 2011-C1
           (Exact name of issuing entity as specified in its Charter)

                Citigroup Commercial Mortgage Securities Inc.
        (Exact name of registrant/depositor as specified in its Charter)

                       UBS Real Estate Securities Inc.
                       Natixis Real Estate Capital LLC
             (Exact name of sponsor as specified in its Charter)


                    Delaware                                86-1073506
           (State or other jurisdiction                  (I.R.S. Employer
          incorporation or organization                Identification Number
               of registrant)                             of registrant)

           388 Greenwich Street
            New York, New York                                  10013
      (Address of principal executive                       (Zip Code of
         offices of registrant)                              registrant)

             registrant's telephone number, including area code:
                               (212) 816-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
     S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
     post such files).                                          Not Applicable

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                                                [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [ ]   Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15(a).

                                     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     Omitted.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

                                    PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     None.

                                    PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted. The issuing entity does not have any executive officers or directors.

     ITEM 11.  Executive Compensation.

     Omitted. The issuing entity does not have any executive officers or directors.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted. The issuing entity does not have any executive officers or directors.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted. The issuing entity does not have any executive officers or directors.


     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information. With respect to the Trinity Centre Mortgage Loan, based on information provided by the Trinity Centre Mortgage Loan Borrower, the net operating income for year end 2011 for the Trinity Centre Mortgaged Property was $14,369,622.


     With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the net operating income for year end 2011 for the Poughkeepsie Galleria Mortgaged Property was $15,366,346.20.



     Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1115(b) of Regulation AB, Certain Derivative Instruments.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.
     The registrant knows of no legal proceedings pending against, or proceedings contemplated by government authorities against, the sponsor, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to certificateholders.


     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     The information regarding this Item has been previously filed in a 424(b)(5) filing dated December 28, 2011.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Item 15, Exhibits 33 and 34.

     Wells Fargo Bank, National Association's ("Wells Fargo") Report on Assessment of Compliance with Servicing Criteria for 2011 attached to this Report on Form 10-K describes the following material noncompliance with servicing criterion 1122(d)(4)(i):
     "With respect to certain commercial mortgage loans, [Wells Fargo] failed to timely file continuation statements for certain Uniform Commercial Code ("UCC") financing statements as required by the transaction agreements, thereby causing such UCC financing statements to lapse. As a result of the non-compliance described above, certain non-possessory security interests in certain types of personal property collateral for these loans became unperfected and, as a result, subject to a possible loss of priority.

     Remediation
     Promptly following [Wells Fargo's] discovery of such omissions as part of its normal internal compliance review process, [Wells Fargo] filed new UCC financing statements in all cases. In order to reduce the possibility of similar occurrences in the future, [Wells Fargo] has provided enhanced training to the responsible personnel, improved the quality of the relevant computer data feeds and generally tightened its procedures for the filing of continuation statements."



     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Item 15, Exhibit 35.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as a part of this annual report on Form 10-K:

        (1) Not Applicable.

        (2) Not Applicable.

        (3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

        Exhibit
        Number   Description

        (4)      Pooling and Servicing Agreement, dated as of December 1,
        2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor,Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit (4) was filed as part of the Registrant's Current Report on Form
        8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.2 Midland Loan Services, a Division of PNC
             Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.3 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.4 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.6 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.7 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2011.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
             Division of PNC Bank, N.A., as special servcier and sub-servicer, Report (Exhibit 33.2) for Year End
             December 31, 2011.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.3) for Year End December 31, 2011.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.4) for Year End December 31, 2011.

             Exhibit 34.5 Attestation Report on Assessment of
             Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.5) for Year End December 31, 2011.

             Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.6) for Year End December 31, 2011.

             Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Report (Exhibit 33.7) for Year End December 31, 2011.

        (35) Servicer compliance statement.

             Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.3 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31,2011.

             Exhibit 35.4 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.5 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Statement of Compliance for Year End December 31, 2011.


     (b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagraph (a)(3) above.

     (c) Not Applicable.



                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           By: Citigroup Commercial Mortgage Securities Inc.,
                               as Registrant
                               (Depositor)


                                      By: /s/ Paul Vanderslice
                                          ___________________________
                                          Paul Vanderslice
                                          Title: Vice President
                                          (Senior Officer in Charge of
                                          Securitization of the Depositor)



     Date: March 29, 2012



     Supplemental Information to be Furnished With Reports Filed Pursuant to
     Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     (a)	(1) No annual report is provided to the certificateholders.

                (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholders with respect to any annual or other meeting of certificateholders.

     EXHIBIT INDEX
        Exhibit
        Number   Description

        (4)      Pooling and Servicing Agreement, dated as of December 1,
        2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor,Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit (4) was filed as part of the Registrant's Current Report on Form
        8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

        (31) Rule 13a-14(d)/15d-14(d) Certification.

        (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.2 Midland Loan Services, a Division of PNC
             Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.3 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.4 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.6 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

             Exhibit 33.7 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2011.

        (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2011.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
             Division of PNC Bank, N.A., as special servcier and sub-servicer, Report (Exhibit 33.2) for Year End
             December 31, 2011.

             Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.3) for Year End December 31, 2011.

             Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.4) for Year End December 31, 2011.

             Exhibit 34.5 Attestation Report on Assessment of
             Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.5) for Year End December 31, 2011.

             Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.6) for Year End December 31, 2011.

             Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Report (Exhibit 33.7) for Year End December 31, 2011.

        (35) Servicer compliance statement.

             Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.3 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31,2011.

             Exhibit 35.4 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.5 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2011.

             Exhibit 35.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Statement of Compliance for Year End December 31, 2011.