Form 10-K
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2013-03-29
CIK 1536226

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2012

                                    or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period to _______________ from _______________


   Commission file number of issuing entity: 333-166711-01

   UBS-Citigroup Commercial Mortgage Trust 2011-C1
   (Exact name of issuing entity as specified in its Charter)

   Citigroup Commercial Mortgage Securities Inc.
   (Exact name of registrant/depositor as specified in its Charter)

   UBS Real Estate Securities Inc.
   Natixis Real Estate Capital LLC
   (Exact name of sponsor as specified in its Charter)


   Delaware                                          86-1073506
   (State or other jurisdiction                      (I.R.S. Employer
   incorporation or organization                     Identification No.
   of registrant)                                    of registrant)


   388 Greenwich Street
   New York, New York                                10013
   (Address of principal executive offices)          (Zip Code)


   registrant's telephone number, including area code: (212) 816-6000

   Securities registered pursuant to Section 12(b) of the Act:

     None.


   Securities registered pursuant to Section 12(g) of the Act:

     None.


   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes ___  No X


   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes ___  No X


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X   No ___


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

     Not applicable.


   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

     Large accelerated filer ___
     Accelerated Filer ___
     Non-accelerated Filer X (Do not Check if a smaller reporting company) Smaller reporting company ___


   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes ___  No X


   State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable.


   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

   See Item 15(a).



                                  PART I

   ITEM 1.    Business.

              Omitted.


   ITEM 1A.   Risk Factors.

              Omitted.


   ITEM 1B.   Unresolved Staff Comments.

              None.


   ITEM 2.    Properties.

              Omitted.


   ITEM 3.    Legal Proceedings.

              Omitted.

   ITEM 4.    Mine Safety Disclosures.

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


   ITEM 14.   Principal Accounting Fees and Services.

                Omitted.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

   Item 1112(b) of Regulation AB, Significant Obligor Financial Information. With respect to the Trinity Centre Mortgage Loan, based on information provided by the Trinity Centre Mortgage Loan Borrower, the net operating income for quarter end September 30, 2012 for the Trinity Centre Mortgaged Property was $11,342,303.55 and the net operating income for the twelve month period ending December 31, 2012 for the Trinity Centre Mortgaged Property was $14,152,039.00.


   With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the net operating income for quarter end September 30, 2012 for the Poughkeepsie Galleria Mortgaged Property was $11,911,017.00 and the net operating income for the twelve month period ending December 31, 2012 for the Poughkeepsie Galleria Mortgaged Property was $16,126,525.00.


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

   Exhibit
   Number   Description

 4.1 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


 4.2   Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor.


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.3 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.4 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.6 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.7 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2012.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servcier and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2012.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.3) for Year End December 31, 2012.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.4) for Year End
       December 31, 2012.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.5) for Year End December 31, 2012.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.6) for Year End December 31, 2012.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Report (Exhibit 33.7) for Year End
       December 31, 2012.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.3 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2012.

       Exhibit 35.4 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.6 Deutsche Bank Trust Company Americas, as trustee, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.7 Deutsche Bank Trust Company Americas, as custodian, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.8 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Statement of Compliance for Year End
       December 31, 2012.


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


   Date: March 29, 2013



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



   EXHIBIT INDEX

   Exhibit
   Number   Description

 4.1 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


 4.2   Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor.


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.3 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.4 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.6 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.

       Exhibit 33.7 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2012.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2012.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servcier and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2012.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.3) for Year End December 31, 2012.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.4) for Year End
       December 31, 2012.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.5) for Year End December 31, 2012.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.6) for Year End December 31, 2012.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Report (Exhibit 33.7) for Year End
       December 31, 2012.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.3 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2012.

       Exhibit 35.4 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.5 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.6 Deutsche Bank Trust Company Americas, as trustee, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.7 Deutsche Bank Trust Company Americas, as custodian, Annual Statement of Compliance for Year End December 31, 2012.

       Exhibit 35.8 KeyCorp Real Estate Capital Markets, Inc., as sub-servicer, Annual Statement of Compliance for Year End
       December 31, 2012.