Form 10-K
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2014-03-31
CIK 1536226

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2013

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

   UBS Real Estate Securities Inc.
   Natixis Real Estate Capital LLC
   (Exact name of the sponsors as specified in their Charters)


   Delaware                                          86-1073506
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization                     Identification No.
   of registrant)                                    of registrant)


   388 Greenwich Street
   New York, New York                                10013
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

     Not Applicable.


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

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

   See Item 15(a).


                                  PART I

   ITEM 1.    Business.

              Omitted.


   ITEM 1A.   Risk Factors.

              Omitted.


   ITEM 1B.   Unresolved Staff Comments.

              None.


   ITEM 2.    Properties.

              Omitted.


   ITEM 3.    Legal Proceedings.

              Omitted.

   ITEM 4.    Mine Safety Disclosures.

              Not applicable.



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


   ITEM 14.   Principal Accounting Fees and Services.

                Omitted.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

   Item 1112(b) of Regulation AB, Significant Obligor Financial Information. With respect to the Trinity Centre Mortgage Loan, based on information provided by the Trinity Centre Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2013 for the Trinity Centre Mortgaged Property was $15,708,065.00.


   With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2013 for the Poughkeepsie Galleria Mortgaged Property was $15,456,112.00.


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


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   See Item 15, Exhibits 33 and 34.

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.7.

   The following material instance of non-compliance has been disclosed by National Tax Search, LLC in the 2013 NTS Assessment (all references to the "Company" and "Management" are references to National Tax Search, LLC and its management):

   "Material Instances of Noncompliance by the Compnay

      1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

               Noncompliance
               During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

               Remediation
               Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes
               B & D, as defined above, as of January 31, 2014, noting no matters of concern.

      In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement."

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for the transactions backed by commercial real estate mortgage loans serviced by KeyBank National Association, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this
   Form 10-K as exhibit 33.8.

   The following material instance of non-compliance has been disclosed by KeyBank National Association in the 2013 KeyBank Assessment:

      "1) KeyBank National Association (Key) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

          i) 1122(d)(4)(i) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.

         ii) 1122(d)(4)(x)(c) - Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

     2) Key has implemented the following remediation procedures:

          i) 1122(d)(4)(i) - Regarding UCC filings, it was discovered, upon transfer of the servicing to Key from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and Key determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to Key during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.

         ii) 1122(d)(4)(x)(c) - Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment."


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

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10-K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


 10.1 Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between UBS Real Estate Securities Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

 10.2 Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.2 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

 10.3 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2013.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2013.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servicer and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2013.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2013.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2013.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2013.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2013.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2013.

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2013.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2013.

       Exhibit 35.5 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2013.


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


   Citigroup Commercial Mortgage Securities Inc., as Registrant
   (Depositor)


   By:
       /s/ Paul Vanderslice
       Paul Vanderslice
       Title: Vice President
       (Senior Officer in Charge of
       Securitization of the Depositor)


   Date: March 31, 2014



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

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10-K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


 10.1 Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between UBS Real Estate Securities Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

 10.2 Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.2 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

 10.3 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificae administrator, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013.

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2013.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2013.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servicer and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2013.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2013.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2013.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2013.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2013.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2013.

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2013.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2013.

       Exhibit 35.5 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2013.