Form 10-K/A
period 2013-12-31
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2015-01-26
CIK 1536226

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10K/A

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

     Not Applicable.


   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.

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

     Not Applicable.


   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,
   1980).

   See Item 15(a).

   The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014 (the "Original Form 10-K"), is (i) to provide additional information with respect to the material instances of non-compliance disclosed under the heading "Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.", (ii) to file an amended servicer compliance statement of Rialto Capital Advisors, LLC, as special servicer, as a replacement to the servicer compliance statement filed as
   Exhibit 35.3 to the Original Form 10-K, (iii) to file an amended servicer compliance statement of KeyBank National Association, as sub-servicer, as a replacement to the servicer compliance statement filed as Exhibit 35.5 to the Original Form 10-K, and (iv) to file the Primary Servicing Agreement, dated December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary
   servicer, as Exhibit 10.4.   No other changes have been made to the
   Original Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.


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


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   See Item 15, Exhibits 33 and 34.

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10K as exhibit 33.7.

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

   Representatives of Wells Fargo Bank, National Association, which engaged National Tax Search, LLC as a vendor, have informed the registrant that the transaction to which this Form 10-K relates was not part of the sample transactions reviewed to assess compliance with applicable servicing criteria for National Tax Search, LLC, and the instances of noncompliance identified in the 2013 NTS Assessment did not involve the transaction to which this Form 10-K relates.

   The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2013 KeyBank Assessment") for the transactions backed by commercial real estate mortgage loans serviced by KeyBank National Association, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. The 2013 KeyBank Assessment is attached to this
   Form 10K as exhibit 33.8.

   The following material instance of non-compliance has been disclosed by KeyBank National Association in the 2013 KeyBank Assessment:

      1) KeyBank National Association (Key) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c)applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:

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

   KeyBank National Association's representatives have informed the registrant that the transaction to which this Form 10-K relates was included as one of the transactions reviewed to assess compliance with applicable servicing criteria for KeyBank National Association, and the instances of noncompliance identified in the 2013 KeyBank Assessment did not involve the transaction to which this Form 10-K relates.

   Item 1123 of Regulation AB, Servicer Compliance Statement.

   See Item 15, Exhibit 35.



                                   PART IV

   ITEM 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as a part of this annual report on Form 10K:

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

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


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

 10.4 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer.


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as
       Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year
       End December 31, 2013 (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2013 (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2013 (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servicer and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2013 (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2013 (filed as
       Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2013 (filed as
       Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2013 (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2013 (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2013 (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2013 (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein).


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2013 (filed as
       Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Statement of Compliance for Year End December 31, 2013 (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2013 (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein).

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


   Date: January 26, 2015



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

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


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

 10.4 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer.


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.3 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as
       Exhibit 33.4 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year
       End December 31, 2013 (filed as Exhibit 33.5 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.6 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2013 (filed as Exhibit 33.7 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2013 (filed as Exhibit 33.8 to the Original Form 10-K and incorporated by reference herein).


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2013 (filed as Exhibit 34.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as special servicer and sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2013 (filed as Exhibit 34.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2013 (filed as
       Exhibit 34.3 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2013 (filed as
       Exhibit 34.4 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2013 (filed as Exhibit 34.5 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2013 (filed as Exhibit 34.6 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2013 (filed as Exhibit 34.7 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2013 (filed as Exhibit 34.8 to the Original Form 10-K and incorporated by reference herein).


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2013 (filed as
       Exhibit 35.1 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as special servicer and sub-servicer, Annual Statement of Compliance for Year End December 31, 2013 (filed as Exhibit 35.2 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2013.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2013 (filed as Exhibit 35.4 to the Original Form 10-K and incorporated by reference herein).

       Exhibit 35.5 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2013.