Form 10-K
period 2014-12-31
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2015-03-31
CIK 1536226

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2014

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


   ITEM 14.   Principal Accounting Fees and Services.

                Omitted.


              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

   Item 1112(b) of Regulation AB, Significant Obligor Financial Information. With respect to the Trinity Centre Mortgage Loan, based on information provided by the Trinity Centre Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2014 for the Trinity Centre Mortgaged Property was $19,903,495.00.


   With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2014 for the Poughkeepsie Galleria Mortgaged Property was $16,612,124.00.


   Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
   Information.

   None.


   Item 1115(b) of Regulation AB, Certain Derivative Instruments.

   None.


   Item 1117 of Regulation AB, Legal Proceedings.

   Disclosure from Deutsche Bank Trust Company Americas, as Trustee:
   Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts. On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action"). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.


   Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

   The information regarding this Item has been previously filed in a 424(b)(5) filing dated December 28, 2011.


   Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

   See Item 15, Exhibits 33 and 34.

   The assessment of compliance with applicable servicing criteria for the period of January 1, 2014 through December 31, 2014, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (the "2014 KeyBank Assessment") for the transactions backed by commercial real estate mortgage loans serviced by KeyBank National Association, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(xv) of Regulation AB. The 2014 KeyBank Assessment is attached to this Form 10K as exhibit 33.8.

   The following material instance of non-compliance has been disclosed by KeyBank National Association in the 2014 KeyBank Assessment:

     "KeyBank National Association (KeyBank) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to commercial real estate mortgage loans.

     1) Servicing Criteria impacted

          1122(d)(4)(xv) - Any external enhancement or other support, identified in Item1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

     2) Material Instances of Noncompliance with Servicing Criteria

          Regarding external enhancements, specifically letters of credit, it was discovered, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, that not all loans properly named KeyBank as the beneficiary on the letters of credit. The compliance test was performed for a sample of 19 loans which represented 10% of all loans that had external enhancements. Of this sample, 6 loans were identified in which the letters of credit, representing the external enhancements, were not transferred to the Company and therefore represent exceptions. The noncompliance in
          Item 1122 (d)(4)(xv) related to a servicing portfolio acquired by the Company during the previous year where the beneficiary of credit enhancements was not updated subsequent to acquisition.

     3) Remediation

          The following remediation procedures have been initiated by KeyBank:
          (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance."

   The representatives of KeyBank National Association have informed the registrant that the instances of noncompliance identified in the 2014 KeyBank Assessment did not involve the transaction to which this Form 10-K relates.


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

   Exhibit
   Number   Description

  4.1 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


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

 10.4 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Annual Report on Form 10-K/A filed on January 26, 2015 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2014.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2014.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2014.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2014.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2014.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2014.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2014.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2014.

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2014.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2014.

       Exhibit 35.5 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2014.


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


   Citigroup Commercial Mortgage Securities Inc., as Registrant
   (Depositor)


   By: /s/ Paul Vanderslice

       Paul Vanderslice
       Title: Vice President
       (Senior Officer in Charge of
       Securitization of the Depositor)


   Date: March 31, 2015



   EXHIBIT INDEX

   Exhibit
   Number   Description

  4.1 Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)

  4.2  Amendment Number 1 To Pooling And Servicing Agreement, dated as of
       June 12, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


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

 10.4 Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Annual Report on Form 10-K/A filed on January 26, 2015 (Commission File No. 333-166711-01) and is incorporated by reference herein.)


   31  Rule 13a-14(d)/15d-14(d) Certification.


   33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2014.

       Exhibit 33.8 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End
       December 31, 2014.


   34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

       Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2014.

       Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a
       Division of PNC Bank, N.A., as sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2014.

       Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2014.

       Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End December 31, 2014.

       Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End
       December 31, 2014.

       Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2014.

       Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2014.

       Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2014.


   35  Servicer compliance statement.

       Exhibit 35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2014.

       Exhibit 35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End
       December 31, 2014.

       Exhibit 35.5 KeyBank National Association (as successor to
       KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2014.