Form 10-K
period 2015-12-31
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2016-03-30
CIK 1536226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to _____


Commission file number of issuing entity: 333-166711-01
Central Index Key Number of the issuing entity: 0001536226
UBS-Citigroup Commercial Mortgage Trust 2011-C1
(Exact name of issuing entity as specified in its Charter)

Commission file number of the depositor: 333-166711
Central Index Key Number of the depositor: 0001258361
Citigroup Commercial Mortgage Securities Inc.
(Exact name of registrant/depositor as specified in its Charter)

Central Index Key Number of the sponsor: 0001541886
UBS Real Estate Securities Inc.
(Exact name of the sponsor as specified in its Charter)

Central Index Key Number of the sponsor: 0001542256
Natixis Real Estate Capital LLC
(Exact name of the sponsor as specified in its Charter)


New York                                          86-1073506
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.
of issuing entity)                                of issuing entity)


c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code: (212) 816-6000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

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


ITEM 14.   Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information. Each of (i) the property securing the Trinity Centre Mortgage Loan and (ii) the property securing the Poughkeepsie Galleria Mortgage Loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for UBS-Citigroup Commercial Mortgage Trust 2011-C1 filed on December 28, 2011.

With respect to the Trinity Centre Mortgage Loan, based on information provided by the Trinity Centre Mortgage Loan Borrower, the unaudited net operating income for the period of January 1, 2015 through September 30, 2015 for the Trinity Centre Mortgaged Property was $14,076,212.00. The Trinity Centre Mortgage Loan was defeased on November 6, 2015.

With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2015 for the Poughkeepsie Galleria Mortgaged Property was $16,286,231.00.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

None.


Item 1115(b) of Regulation AB, Certain Derivative Instruments.

None.


Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by Pooling and Servicing Agreements, most of which had been dismissed from the U.S. District Court action (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.). DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the Prospectus Supplement relating to UBS-Citigroup Commercial Mortgage Trust 2011-C1 filed pursuant to Rule 424(b)(5) on December 28, 2011.


Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

See Item 15, Exhibits 33 and 34.


Item 1123 of Regulation AB, Servicer Compliance Statement.

See Item 15, Exhibit 35.



PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.


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

33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2015.

34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2015.

34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2015.

34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End
      December 31, 2015.

34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End December 31, 2015.

34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2015.

34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2015.

34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2015.


35    Servicer compliance statement.

35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31, 2015.

35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2015.

(b)   The exhibits required to be filed by the Registrant pursuant to
      Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)   Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Citigroup Commercial Mortgage Securities Inc., as Registrant
(Depositor)


By: /s/ Paul Vanderslice
    Paul Vanderslice
    Title: President
    (Senior Officer in Charge of
    Securitization of the Depositor)


Date: March 30, 2016



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

33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.7 National Tax Search, LLC, as tax service vendor for the master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.

33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Report on Assessment of Compliance for Year End December 31, 2015.


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, Report (Exhibit 33.1) for Year End December 31, 2015.

34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Report (Exhibit 33.2) for Year End December 31, 2015.

34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer (Exhibit 33.3) for Year End December 31, 2015.

34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Report (Exhibit 33.4) for Year End
      December 31, 2015.

34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report (Exhibit 33.5) for Year End December 31, 2015.

34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Report (Exhibit 33.6) for Year End December 31, 2015.

34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as tax service vendor for the master servicer, Report (Exhibit 33.7) for Year End December 31, 2015.

34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Report (Exhibit 33.8) for Year End December 31, 2015.


35    Servicer compliance statement.

35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.2 Midland Loan Services, a Division of PNC Bank, N.A., as sub-servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2015.

35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31, 2015.

35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as sub-servicer, Annual Statement of Compliance for Year End December 31, 2015.