Form 10-K
period 2016-12-31
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2017-03-30
CIK 1536226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2016

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

With respect to the Poughkeepsie Galleria Mortgage Loan, based on information provided by the Poughkeepsie Galleria Mortgage Loan Borrower, the unaudited net operating income for the twelve month period ending December 31, 2016 for the Poughkeepsie Galleria Mortgaged Property was $11,341,218.00.


Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider
Information.

None.


Item 1115(b) of Regulation AB, Certain Derivative Instruments.

None.


Item 1117 of Regulation AB, Legal Proceedings.
Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank
National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities ("RMBS") trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 ("Trust Indenture Act"), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S.
$89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the Trust Indenture Act, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA's motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs' conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs' breach of contract claim (except as noted below) and claim for violation of the Trust Indenture Act, thereby allowing those claims to proceed.
On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs' claim for breach of fiduciary duty.
On January 27, 2017, the court entered the parties' joint stipulation and ordered that plaintiffs' claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning
DBNTC and DBTCA's motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs' representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs' claims to the extent they were premised upon any alleged pre-event of default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to plaintiffs' breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to plaintiffs' breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA's demurrer, providing plaintiffs with thirty days' leave to amend, and denied DBNTC and DBTCA's motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and
IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York's Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that
DBNTC and DBTCA are liable for over U.S. $268 million in damages.
On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA's belief that it has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.


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

33.1 Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.2 Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, Annual Report on Assessment of Compliance for Year End December 31,
      2016.

33.3 Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.4 Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.5 Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.6 CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.7 National Tax Search, LLC, as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2016.

33.8 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, Annual Report on Assessment of Compliance for Year End December 31, 2016.


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, for Year End
      December 31, 2016.

34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, for Year End December 31, 2016.

34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer for Year End December 31, 2016.

34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, for Year End December 31, 2016.

34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report for Year End December 31, 2016.

34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, for Year End December 31, 2016.

34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as servicing function participant, for Year End December 31, 2016.

34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, for Year End December 31, 2016.


35    Servicer compliance statement.

35.1 Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2016.

35.2 Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, Annual Statement of Compliance for Year End December 31, 2016.

35.3 Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2016.

35.4 Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31, 2016.

35.5 KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, Annual Statement of Compliance for Year End December 31, 2016.

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


Citigroup Commercial Mortgage Securities Inc.
(Depositor)


By: /s/ Paul Vanderslice
    Paul Vanderslice
    Title: President
    (Senior Officer in Charge of
    Securitization of the Depositor)


Date: March 30, 2017



EXHIBIT INDEX

Exhibit
Number   Description