Form 10-K/A
period 2017-12-31
UBS-Citigroup Commercial Mortgage Trust 2011-C1
filed 2018-06-21
CIK 1536226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "Commission") on March 29, 2018 under Commission File No. 333-166711-01 (the "Original Form 10-K"), is to file with the Commission an amended report on assessment of compliance with servicing criteria for asset-backed securities of KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, as Exhibit 33.8 as a replacement of the report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 33.8 to the Original Form 10-K. The amended report on assessment of compliance with servicing criteria for asset-backed securities of KeyBank National Association filed as Exhibit 33.8 to this Amendment includes the servicing criterion set forth in Item 1122(d)(2)(vii)(C) of Regulation AB which was not included in the report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 33.8 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

See Item 15, Exhibit 35.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

Exhibit

Number   Description

4.1	Pooling and Servicing Agreement, dated as of December 1, 2011, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian. (Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 29, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
4.2	Amendment Number 1 To Pooling And Servicing Agreement, dated as of June 6, 2012, by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC (as successor to Midland Loan Services, a Division of PNC Bank, National Association), as special servicer, Deutsche Bank Trust Company Americas, as trustee, certificate administrator, paying agent and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor. (Exhibit 4.2 was filed as part of the Registrant's Annual Report on Form 10K filed on March 29, 2013 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
10.1	Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between UBS Real Estate Securities Inc. and Citigroup Commercial Mortgage Securities Inc., pursuant to which UBS Real Estate Securities Inc. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.1 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
10.2	Mortgage Loan Purchase Agreement, dated as of December 22, 2011, between Natixis Real Estate Capital LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (Exhibit 10.2 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
10.3	Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Current Report on Form 8-K filed on December 28, 2011 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
10.4	Primary Servicing Agreement, dated as of December 1, 2011, between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer. (Exhibit 10.3 was filed as part of the Registrant's Annual Report on Form 10-K/A filed on January 26, 2015 (Commission File No. 333-166711-01) and is incorporated by reference herein.)
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Wells Fargo Bank, N.A., as master servicer, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.1 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.2	Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.2 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.3	Rialto Capital Advisors, LLC, as special servicer, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.3 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.4	Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.4 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.5	Trimont Real Estate Advisors, Inc., as operating advisor, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.5 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.6	CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.6 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.7	National Tax Search, LLC, as servicing function participant, Annual Report on Assessment of Compliance for Year End December 31, 2017 (filed as Exhibit 33.7 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
33.8	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, Annual Report on Assessment of Compliance for Year End December 31, 2017.
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A., as master servicer, for Year End December 31, 2017 (filed as Exhibit 34.1 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, for Year End December 31, 2017 (filed as Exhibit 34.2 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Rialto Capital Advisors, LLC, as special servicer for Year End December 31, 2017 (filed as Exhibit 34.3 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank Trust Company Americas, as trustee, custodian and certificate administrator, for Year End December 31, 2017 (filed as Exhibit 34.4 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.5	Attestation Report on Assessment of Compliance with Servicing Criteria for Trimont Real Estate Advisors, Inc., as operating advisor, Report for Year End December 31, 2017 (filed as Exhibit 34.5 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.6	Attestation Report on Assessment of Compliance with Servicing Criteria for CoreLogic Commercial Real Estate Services, Inc., as servicing function participant, for Year End December 31, 2017 (filed as Exhibit 34.6 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.7	Attestation Report on Assessment of Compliance with Servicing Criteria for National Tax Search, LLC, as servicing function participant, for Year End December 31, 2017 (filed as Exhibit 34.7 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
34.8	Attestation Report on Assessment of Compliance with Servicing Criteria for KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, for Year End December 31, 2017 (filed as Exhibit 34.8 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
35	Servicer compliance statements.
35.1	Wells Fargo Bank, N.A., as master servicer, Annual Statement of Compliance for Year End December 31, 2017 (filed as Exhibit 35.1 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
35.2	Midland Loan Services, a Division of PNC Bank, N.A., as primary servicer, Annual Statement of Compliance for Year End December 31, 2017 (filed as Exhibit 35.2 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
35.3	Rialto Capital Advisors, LLC., as special servicer, Annual Statement of Compliance for Year End December 31, 2017 (filed as Exhibit 35.3 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
35.4	Deutsche Bank Trust Company Americas, as certificate administrator, Annual Statement of Compliance for Year End December 31, 2017 (filed as Exhibit 35.4 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).
35.5	KeyBank National Association (as successor to KeyCorp Real Estate Capital Markets, Inc.), as primary servicer, Annual Statement of Compliance for Year End December 31, 2017 (filed as Exhibit 35.5 to the Original Form 10-K under Commission File No. 333-166711-01 and incorporated by reference herein).

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

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Richard Simpson

Richard Simpson

Title: President

(senior officer in charge of securitization of the depositor)

Date: June 21, 2018